Form 10-K/A
period 2006-12-31
GSR Mortgage Loan Trust 2006-2F
filed 2008-07-01
CIK 1351547

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

        Not applicable.


     Documents Incorporated by Reference.

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b); or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., the annual report to security holders for fiscal year ended December 24,
  1980).

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

            None.

  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            a) See Exhibit 33 and Exhibit 34.

            b) Material instances of noncompliance:

            On or about March 11, 2008, Assurant, Inc. provided the
            Registrant with a management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in
            Item 1122(b) of Regulation AB (the "Assurant Reports"). The Assurant Reports are attached as Exhibit 33(a) and Exhibit 34(a), respectively, to this report.

            Assurant, Inc. previously excluded the applicable servicing criteria set forth in Item 1122 (d)(4)(xii) from the scope of its assessment of compliance. Assurant, Inc. has now assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with that servicing criterion. Specifically, Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with
            Item 1122(d)(4)(xii). Accordingly, Assurant, Inc. has restated its previous assessment for the Reporting Period, which excluded evaluation of the criterion, to include the criterion and reflect the material noncompliance as a result of its assessment.


            On or about March 11, 2008, Avelo provided the Registrant with a revised management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in Item 1122(b) of Regulation AB (the "Avelo Reports"). The Avelo Reports are attached as Exhibit 33(b) and Exhibit 34(b) respectively, to this report.

            Avelo Mortgage, L.L.C. has complied, in all material respects, with the applicable servicing criteria as of and for the Reporting Period except as follows:

            Avelo Mortgage, L.L.C. assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of non-compliance with servicing criterion set forth in Item 1122(d)(2)(vii) of Regulation AB with respect to the Platform. Specifically, Avelo Mortgage, L.L.C. did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date, or as such other number of days as specified in the transaction agreements and reconciling items were not resolved within 90 days of their original identification or such other number of days as specified in the transaction agreements.


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


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See Exhibit 35.


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4) and (10) Master Servicing and Trust Agreement, dated as of February 1,
                2006, among GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A. as securities administrator and master servicer, JPMorgan Chase Bank, N.A., as a custodian, Deutsche Bank National Trust Company, as a custodian, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.5.1 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Standard Terms to Master Servicing and Trust Agreement (February 2006 Edition) (filed as Exhibit 4.5.2 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Trust Agreement for Exchangeable Certificates, dated as of February 1, 2006, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, N.A., as master servicer and securities administrator (filed as Exhibit 4.5.3 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Servicing Agreement dated as of July 1, 2004, between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans Servicing LP, as servicer (filed as Exhibit 99.1 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Amended and Restated Servicing Agreement dated as of November 1, 2005, between GSMC, as purchaser, and IndyMac Bank, F.S.B., as Servicer (filed as Exhibit 99.2 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Amended and Restated Flow Sale & Servicing Agreement dated as of January 1, 2006, between GSMC, as purchaser, and GMAC Mortgage Corporation, as seller and servicer (filed as Exhibit 99.3 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Flow Servicing Agreement dated as of May 1, 2005, by and between GSMC, as purchaser and Countrywide Home Loans Servicing LP, as servicer (filed as Exhibit 99.4 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Flow Servicing Agreement dated as of January 1, 2006, between GSMC, as owner, and Avelo Loan Servicing, L.L.C., as servicer (filed as Exhibit 99.5 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor and Countrywide Home Loans Servicing LP, as servicer (filed as
                Exhibit 99.6 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor and Countrywide Home Loans, Inc., as a seller (filed as Exhibit 99.7 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among the Depositor, the Trustee, Countrywide Home Loans, Inc., as seller, and Countrywide Home Loans Servicing LP, as servicer, and as acknowledged by Wells Fargo, N.A. (filed as Exhibit 99.8 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor, and IndyMac Bank F.S.B., as seller and as servicer (filed as Exhibit 99.9 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among the Depositor, the Trustee and IndyMac Bank F.S.B., as seller and as servicer, and as acknowledged by Wells Fargo, N.A. (filed as Exhibit 99.10 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor, and GMAC Mortgage Corporation, as seller and as servicer (filed as Exhibit 99.11 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among the Depositor, the Trustee and GMAC Mortgage Corporation, as seller and as servicer, and as acknowledged by Wells Fargo, N.A. (filed as Exhibit 99.12 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Conduit Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor and Countrywide Home Loans Servicing LP (filed as Exhibit 99.13 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Conduit Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among the Depositor, the Trustee and as acknowledged by Wells Fargo, N.A. (filed as Exhibit 99.14 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Conduit Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor and Avelo Loan Servicing, L.L.C. (filed as Exhibit 99.15 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Conduit Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among the Depositor, the Trustee and as acknowledged by Wells Fargo, N.A. (filed as Exhibit 99.16 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Amendment Reg AB, dated as of January 1, 2006, between GS Mortgage Corp. and Countrywide Home Loans, Inc. (filed as
                Exhibit 99.17 to Form 8-K on March 9, 2006 and incorporated by reference herein)


     (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      b) Avelo Mortgage, L.L.C. as Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) IndyMac Bank, F.S.B., as Servicer <F1>
      f) JPMorgan Chase Bank, N.A., as Custodian <F1>
      g) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      h) The Bank of New York, as Custodian <F1>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      b) Avelo Mortgage, L.L.C. as Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) IndyMac Bank, F.S.B., as Servicer <F1>
      f) JPMorgan Chase Bank, N.A., as Custodian <F1>
      g) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      h) The Bank of New York, as Custodian <F1>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (35) Servicer compliance statement.


      b) Avelo Mortgage, L.L.C., as Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>


   (b) See (a) above.

   (c) Not applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    GS Mortgage Securities Corp.
    (Depositor)

    /s/ Michelle Gill
    Michelle Gill, Vice President
    (senior officer in charge of securitization of the depositor)

    Date: June 30, 2008


  Exhibit Index

  Exhibit No.

   (4) and (10) Master Servicing and Trust Agreement, dated as of February 1,
                2006, among GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A. as securities administrator and master servicer, JPMorgan Chase Bank, N.A., as a custodian, Deutsche Bank National Trust Company, as a custodian, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.5.1 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Standard Terms to Master Servicing and Trust Agreement (February 2006 Edition) (filed as Exhibit 4.5.2 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Trust Agreement for Exchangeable Certificates, dated as of February 1, 2006, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, N.A., as master servicer and securities administrator (filed as Exhibit 4.5.3 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Servicing Agreement dated as of July 1, 2004, between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans Servicing LP, as servicer (filed as Exhibit 99.1 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Amended and Restated Servicing Agreement dated as of November 1, 2005, between GSMC, as purchaser, and IndyMac Bank, F.S.B., as Servicer (filed as Exhibit 99.2 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Amended and Restated Flow Sale & Servicing Agreement dated as of January 1, 2006, between GSMC, as purchaser, and GMAC Mortgage Corporation, as seller and servicer (filed as Exhibit 99.3 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Flow Servicing Agreement dated as of May 1, 2005, by and between GSMC, as purchaser and Countrywide Home Loans Servicing LP, as servicer (filed as Exhibit 99.4 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Flow Servicing Agreement dated as of January 1, 2006, between GSMC, as owner, and Avelo Loan Servicing, L.L.C., as servicer (filed as Exhibit 99.5 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor and Countrywide Home Loans Servicing LP, as servicer (filed as
                Exhibit 99.6 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor and Countrywide Home Loans, Inc., as a seller (filed as Exhibit 99.7 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among the Depositor, the Trustee, Countrywide Home Loans, Inc., as seller, and Countrywide Home Loans Servicing LP, as servicer, and as acknowledged by Wells Fargo, N.A. (filed as Exhibit 99.8 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor, and IndyMac Bank F.S.B., as seller and as servicer (filed as Exhibit 99.9 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among the Depositor, the Trustee and IndyMac Bank F.S.B., as seller and as servicer, and as acknowledged by Wells Fargo, N.A. (filed as Exhibit 99.10 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor, and GMAC Mortgage Corporation, as seller and as servicer (filed as Exhibit 99.11 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among the Depositor, the Trustee and GMAC Mortgage Corporation, as seller and as servicer, and as acknowledged by Wells Fargo, N.A. (filed as Exhibit 99.12 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Conduit Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor and Countrywide Home Loans Servicing LP (filed as Exhibit 99.13 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Conduit Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among the Depositor, the Trustee and as acknowledged by Wells Fargo, N.A. (filed as Exhibit 99.14 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Conduit Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among GSMC, the Depositor and Avelo Loan Servicing, L.L.C. (filed as Exhibit 99.15 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Conduit Assignment, Assumption and Recognition Agreement dated as of February 1, 2006, by and among the Depositor, the Trustee and as acknowledged by Wells Fargo, N.A. (filed as Exhibit 99.16 to Form 8-K on March 9, 2006 and incorporated by reference herein)

                Amendment Reg AB, dated as of January 1, 2006, between GS Mortgage Corp. and Countrywide Home Loans, Inc. (filed as
                Exhibit 99.17 to Form 8-K on March 9, 2006 and incorporated by reference herein)


     (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      b) Avelo Mortgage, L.L.C. as Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) IndyMac Bank, F.S.B., as Servicer <F1>
      f) JPMorgan Chase Bank, N.A., as Custodian <F1>
      g) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      h) The Bank of New York, as Custodian <F1>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      b) Avelo Mortgage, L.L.C. as Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) IndyMac Bank, F.S.B., as Servicer <F1>
      f) JPMorgan Chase Bank, N.A., as Custodian <F1>
      g) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      h) The Bank of New York, as Custodian <F1>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (35) Servicer compliance statement.


      b) Avelo Mortgage, L.L.C., as Servicer
      c) Countrywide Home Loans Servicing LP, as Servicer
      i) Wells Fargo Bank, N.A., as Master Servicer
